Form 10-K
period 1998-09-30
TOYOTA AUTO LEASE TRUST 1997-A
filed 1998-12-16
CIK 1038821

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 1998
                          ------------------
                                       or
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

         c/o Toyota Leasing, Inc.
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

Securities registered pursuant to Section 12(g) of the Act:  All securities
                                                            Registered under
                                                                333-26717
                                                            ----------------

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


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was formed pursuant to a Securitization Trust Agreement
(the "Agreement") dated as of September 1, 1997 between Toyota Leasing, Inc. ("TLI" or the "Transferor") and U.S. Bank National Association as trustee (the "Trustee"). The property of the Trust consists of a certificate evidencing the 1997- A Special Unit of Beneficial Interest (the "SUBI") the right to receive funds on deposit in the Reserve Fund and certain other investments held in accounts for the benefit of Certificateholders. The SUBI represents a beneficial interest in certain specified assets of the Toyota Lease Trust, monies on deposit in certain accounts and certain other assets. The Trust issued asset-backed certificates ("the Certificates") representing undivided interests in the Trust. The Certificates consist of three classes of senior certificates ("Class A-1 6.20% Certificates", "Class A-2 6.35% Certificates", and "Class A-3 6.45% Certificates") and one class of subordinated certificates ("Class B 6.75% Certificates"). The Class A Certificates were registered and publicly offered and sold. The Class B Certificates were privately placed.

The assets of the Toyota Lease Trust consist primarily of retail closed-end lease contracts and the new and used Toyota and Lexus vehicles related thereto.

The following tables set forth information relating to delinquency as of September 30, 1998 and net losses for the year ending September 30, 1998 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 1998
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               731      $14,556,358
          (ii)   61-90 Days Delinquent                50       $1,008,179
          (iii)  Over 90 Days Delinquent              31         $648,711


                                                   September 30, 1998
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.17%          1.18%
          (ii)  61-90 Days Delinquent                 .08%           .08%
          (iii) Over 90 Days Delinquent               .05%           .05%


                                                      Year Ending
                                                   September 30, 1998
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                    2,648       $8,187,918


Reference is made to Exhibit 20 (c) filed herewith which contains certain additional information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   OTHER MATTERS

The holder of record of all Class A Certificates as of September 30, 1998, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange and the Stock Exchange of Hong Kong Limited.

Subject to the terms and conditions of the Underwriting Agreement, TLI sold the Class A Certificates to Merrill Lynch, Pierce, Fenner & Smith Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., J. P. Morgan & Co., BA Securities, Inc., and Salomon Brothers Inc.

The net proceeds from the sale of the Class A Certificates (i.e., the proceeds of the public offering of the Class A Certificates less expenses relating thereto) were applied by the Transferor to purchase the SUBI Certificate and to make an initial deposit into the Reserve Fund maintained by the Trustee for the benefit of the Certificate holders.

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




                                  TOYOTA AUTO LEASE TRUST 1997-A


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 15, 1998           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                   Senior Vice President
                                                    and General Manager
                                               (Principal Executive Officer)

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants on Compliance         Filed
            with Specified Finance Lease Receivable Servicing      Herewith
            Standards and Related Exhibits


 20(b)      Annual Statement as to Compliance                       Filed
                                                                   Herewith

 20(c)      Aggregate Monthly Report Information                    Filed
                                                                   Herewith