Form 10-K
period 1999-09-30
TOYOTA AUTO LEASE TRUST 1997-A
filed 1999-12-23
CIK 1038821

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended September 30, 1999
                          ------------------
                                       or
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

The following tables set forth information relating to delinquency as of September 30, 1999 and net losses for the year ending September 30, 1999 of contracts in which the Trust has a beneficial interest:

                                                   September 30, 1999
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent               772      $13,520,392
          (ii)   61-90 Days Delinquent                38         $612,067
          (iii)  Over 90 Days Delinquent              14         $321,688


                                                   September 30, 1999
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.60%          1.57%
          (ii)  61-90 Days Delinquent                 .08%           .07%
          (iii) Over 90 Days Delinquent               .03%           .04%


                                                      Year Ending
                                                   September 30, 1999
                                               --------------------------
                                               Contracts         Amount
                                               ---------      -----------

          Aggregate Net Losses:                    7,303      $15,895,356


Reference is made to Exhibit 20 (c) filed herewith which contains certain additional information concerning the assets comprising the SUBI.

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all Class A Certificates as of September 30, 1999, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System and Cedel Bank in Europe and Asia, and securities brokers and dealers, banks, trust companies and clearing corporations. The Class A Certificates are listed on the Luxembourg Stock Exchange and the Stock Exchange of Hong Kong Limited.


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




                                  TOYOTA AUTO LEASE TRUST 1997-A


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  December 23, 1999           By:          /S/  GEORGE E. BORST
                                      ---------------------------------------
                                                     George E. Borst
                                                   Senior Vice President
                                                    and General Manager
                                               (Principal Executive Officer)

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